Form 10-Q
period 2002-09-30
CONSOLTEX HOLDINGS INC
filed 2002-11-20
CIK 1173283

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        =============================

                                  FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      ==================================

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

                             =======================

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.

               Yes__X__             No ___

(Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.)

Common stock, par value $0.01 per share = 1,000 shares (outstanding as of
(class)                                   November 18, 2002)


========================================================================

                              TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURE

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                           CONSOLTEX HOLDINGS, INC.
                     INTERIM CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


(in thousands of U.S. dollars)                    SEPTEMBER 30, DECEMBER 31,
                                                      2002          2001
==========================================================================
CURRENT ASSETS
  Cash                                               $   203    $     591
  Accounts receivable and prepaid expenses, net of
    allowance for doubtful accounts of $3,878 (2001
    - $4,318)                                         24,803       25,524
  Inventories (Note 2)                                32,899       34,047
  Other assets                                           795          844
  Current portion of deferred income tax
    assets (Note 4)                                    3,056        4,074
=========================================================================
                                                      61,756       65,080

Fixed assets                                          62,301       70,408
Goodwill (Note 1)                                     75,704       75,349
Other assets                                           3,911        6,353
                                                    =================
Total assets                                        $203,672     $217,190
                                                    =====================

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans                                        $ 30,913    $  23,046
  Accounts payable and accrued liabilities            36,789       43,833
  Taxes payable                                        3,830        4,275
  Current portion of long-term debt (Note 3)           3,200       33,843
  Current portion of other long-term liabilities         793        1,041
=========================================================================
                                                      75,525      106,038

Long-term debt (Note 3)                              113,936      135,506
Other long-term liabilities                            4,949        5,467
Deferred income tax liabilities (Note 4)               4,538        9,454

SHAREHOLDER'S EQUITY
  Common stock, par value $0.01 per share;
    1,000 shares authorized and issued                     1            1
  Contributed surplus (Note 3)                       135,129       86,912
  Deficit                                           (125,726)    (118,422)
  Accumulated other comprehensive loss                (4,680)      (7,766)
=========================================================================
                                                       4,724      (39,275)
                                                   ===================
Total liabilities and shareholder's equity          $203,672     $217,190
					                     ======================


See the accompanying notes to the interim consolidated financial statements.

                           CONSOLTEX HOLDINGS, INC.
    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (UNAUDITED)



						   THREE MONTHS ENDED    NINE MONTHS ENDED
(in thousands of U.S. dollars)            SEPTEMBER 30,       SEPTEMBER 30,
                                         2002     2001       2002     2001
=============================================================================

Sales                                  $41,019   $55,706  $124,639  $207,596
=============================================================================
Cost of sales                           35,173    46,966   106,254   177,316
Selling and administrative expenses      4,559     9,074    14,313    28,647
Foreign exchange loss                    3,366     4,025     1,859     3,737
Depreciation and amortization (Note 1)   2,514     5,072     7,867    15,756
Other expense (income) (Note 5)          3,914      (228)    4,737       553
=============================================================================
                                        49,526    64,909   135,030   226,009
=============================================================================
Loss from operations                    (8,507)   (9,203)  (10,391)  (18,413)

Financing costs:
  Interest expense (Note 3)              3,427     5,536     9,287    17,163
  Factor expense                            76       202       246     1,118
  Amortization  of  deferred financing
   expenses                                422       639     1,172     1,921
=============================================================================
						     3,925     6,377    10,705    20,202
=============================================================================
Loss before income tax                 (12,432)  (15,580)  (21,096)  (38,615)
Income tax recovery (Note 4)            (2,132)   (1,184)   (3,437)   (5,079)
=============================================================================
Loss before extraordinary item         (10,300)  (14,396)  (17,659)  (33,536)

Extraordinary item (less applicable
  income taxes of $ nil)
  - gain on exchange of Notes (Note 3)       -         -    10,355         -
=============================================================================
Net loss                               (10,300)  (14,396)   (7,304)  (33,536)

Effect of changes in exchange rates
during the period on net investment in
subsidiaries having a functional
currency other than the U.S. dollar      1,443     1,910     3,086        87
=============================================================================
Comprehensive loss                     $(8,857) $(12,486)  $(4,218) $(33,449)
 						   ======================================


See the accompanying notes to the interim consolidated financial statements.

                           CONSOLTEX HOLDINGS, INC.
                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                         THREE MONTHS      NINE MONTHS
						        ENDED   	       ENDED
                                   SEPTEMBER 30,    SEPTEMBER 30,
(in thousands of U.S. dollars)           2002    2001     2002    2001
======================================================================

Cash flows from (used in) operating
activities :
 Net loss                              $(10,300)$(14,396)$(7,304)$(33,536)
 Adjustments to reconcile net loss to
   cash flows from(used in) operating
   activities :
 Depreciation and amortization (Note 1)   2,514     5,072  7,867   15,756
 Amortization of deferred financing
   expenses                                 422       639  1,172    1,921
 Foreign exchange loss                    4,093     5,432  2,650    3,900
 Deferred income taxes                   (2,256)   (1,795)(3,985)  (6,146)
 Employees' compensation expense              -      (100)    (7)     139
 Non-cash interest on 10.5%
   Convertible Debentures and
   11% Senior Subordinated Pay-in-
   Kind Notes (Note 3)                       68       372  1,398      823
 Other expense (income) (Note 5)          3,343      (724) 3,343     (724)
 Extraordinary item - gain on exchange
   of Notes (Note 3)                          -         -(10,355)       -

Changes in -
 Accounts receivable and prepaid
   expenses                               1,489     7,460    811    9,154
 Inventories                              2,218     5,041  1,384   12,954
 Accounts payable and accrued
   liabilities                             (678)      983   (654)  (7,298)
 Income taxes payable                      (151)       58   (479)   1,303
=========================================================================
Cash flows from (used in) operating
   activities:                              762     8,042 (4,159)  (1,754)

Cash flows from (used in) investing
  activities :
  Purchase of fixed assets, net            (355)    (789) (1,433)  (4,350)
  Proceeds on sale of fixed assets          746      976     746    2,847
==========================================================================
Cash flows from (used in)investing
  activities:                               391      187    (687)  (1,503)

Cash flows (used in) from financing
  activities :
  Increase (decrease) in bank loans         225   (7,517)  7,833   (1,459)
   Proceeds from issuance of long-term
     debt                                     -    2,000       -   12,110
  Payment of long-term debt                (772)    (844) (1,072)  (4,344)
  Payment on exchange of Notes (Note 3)       -        -    (479)       -
  Decrease in other long-term liabilities  (273)     (69)   (788)  (1,878)
  Increase in other assets               (1,007)    (192) (1,515)    (265)
  Capital contribution                        -        -     479        -
==========================================================================
Cash flows (used in) from financing
  activities                             (1,827)  (6,622)  4,458    4,164

(Decrease) increase in cash                (674)   1,607    (388)     907
==========================================================================
Cash :
  At the beginning of the period            877      552     591    1,252
==========================================================================
  At the end of the period                $ 203   $2,159   $ 203   $2,159
                                           ===============================

Supplemental disclosures of cash flow
  Information
  Interest paid                          $1,227   $2,152   $4,484  $12,960
                                           ===============================
  Income taxes paid                      $    -   $  301   $  360  $   606
 						       ===============================





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

POLYPROPYLENE OPERATIONS - Include the manufacture and distribution of polypropylene-based fabrics and small bags for industrial and agricultural markets.

The accounting policies of the reportable segments are the same as those used by the Company. The Company evaluates performance based on Adjusted EBITDA, which represents sales less allocable expenses less AIP management fee, foreign exchange gain (loss), depreciation and amortization, othe income (expense), gain on redemption of Notes, financing cost and income taxes. Intersegment sales are transacted at market value. Segment assets are those which are directly used in segment operations.

The senior credit facility also uses Adjusted EBITDA in the computation of certain financial covenants.



					    THREE MONTHS ENDED	 NINE MONTHS ENDED
			       	        SEPTEMBER 30,	    SEPTEMBER 30,
(in thousands of U.S. dollars)       2002      2001      2002      2001
========================================================================

SALES :
Textile Operations                 $20,874   $26,014   $ 69,192 $110,706
Polypropylene Operations            20,145    29,692     55,447   96,890
========================================================================
Consolidated sales                 $41,019   $55,706   $124,639 $207,596

ADJUSTED EBITDA :
Textile Operations                 $ 1,144   $(1,199)  $  2,842 $ (2,027)
Polypropylene Operations               582     1,461   $  2,661    5,119
========================================================================
Total for reportable segments        1,726       262      5,503    3,092
Corporate expenses                    (439)     (596)    (1,431)  (1,459)
========================================================================
Consolidated Adjusted EBITDA         1,287      (334)     4,072    1,633

AIP management fee                    (571)     (496)    (1,394)  (1,277)
Foreign exchange loss               (3,366)   (4,025)    (1,859)  (3,737)
Depreciation and amortization       (2,514)   (5,072)    (7,867) (15,756)
Other (expense) income              (3,343)      724     (3,343)     724
Financing costs                     (3,925)   (6,377)   (10,705) (20,202)
Income tax recovery                  2,132     1,184      3,437    5,079
=================================================================
Loss before extraordinary item    $(10,300) $(14,396)  $(17,659)$(33,536)

Extraordinary item  (less applicable
  income taxes of $ nil)
  - gain on exchange of Notes            -         -     10,355        -
=================================================================
Consolidated net loss             $(10,300) $(14,396)  $( 7,304)$(33,536)
                                  ======================================












SEGMENT DISCLOSURES (CONT'D)
(UNAUDITED)


(in thousands of U.S. dollars) SEPTEMBER 30, 2002  DECEMBER 31,  2001
=====================================================================

SEGMENT ASSETS :
  Textile Operations                     $105,067            $111,233
  Polypropylene Operations                 96,988              98,859
=====================================================================
Total for reportable segments             202,055             210,092
  Corporate                                 1,617               7,098
=====================================================================
Consolidated total assets                $203,672            $217,190
						=================================

                          CONSOLTEX HOLDINGS, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(in thousands of U.S. dollars, unless otherwise noted)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

Consoltex Holdings, Inc.(the "Company")is a North American textile and packaging company with activities divided between its Polypropylene and Textile Operations located in the United States, Canada, Mexico and Costa Rica. The Company is vertically integrated from the production of yarn,in its Polypropylene Operations, through to weaving, dyeing, printing, finishing and coating, as well as production of end products such as small bags. It also conducts its own research and development and maintains its own sales, marketing and distribution network throughout North America.

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

A reconciliation of previously reported net income (loss)to the amounts adjusted for the exclusion of goodwill amortization is as follows :

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                         2002      2001       2002     2001
=============================================================================

Reported net loss                      $(10,300) $(14,396)  $(7,304) $(33,536)
Add : goodwill amortization                   -     1,991         -     5,950
=============================================================================
Adjusted net income (loss)             $(10,300) $(12,405)  $(7,304) $(27,586)
						=========================================





(in thousands of U.S. dollars, unless otherwise noted)

2.  INVENTORIES

                 SEPTEMBER 30, 2002 DECEMBER 31, 2001
=====================================================
 Raw materials            $ 7,444      $  8,451
 Work in process           10,574        13,435
 Finished goods            19,547        19,327
 Spare parts                2,616         2,771
=====================================================
                           40,181        43,984
 Less reserves:

 Raw materials            (1,266)       (2,007)
 Work in process          (1,458)       (1,915)
 Finished goods           (4,385)       (5,829)
 Spare parts                (173)         (186)
=====================================================
                          (7,282)       (9,937)
=====================================================
                         $32,899       $34,047
				=============================


3.  LONG-TERM DEBT AND SHAREHOLDER'S EQUITY

                                    		SEPTEMBER 30, DECEMBER 31,
						    		     2002         2001
=========================================================================
Series B 11% Senior Subordinated Notes maturing
 on October 1, 2003
 Interest payable semi-annually on April 1 and
 October 1                                          $   100     $120,000

11% Senior Subordinated Pay-in-Kind Notes maturing
 January 31, 2009
 Interest payable semi-annually on April 1 and
 October 1   						     81,653	           -

10.5% Convertible Debentures
 Interest payable quarterly on January 1, April 1,
 July 1 and October 1						2,612	      15,506

Term Loan, maturing December 31, 2003
 Interest payable quarterly at LIBOR plus margin     32,771       33,843
========================================================================
								    117,136      169,349

Less : Amounts due within one year                    3,200       33,843
========================================================================
								   $113,936     $135,506
								   =====================


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

The Notes were jointly issued by Consoltex Inc. and Consoltex (USA)Inc., (together the "Issuers"). The Notes are unsecured, however, they are guaranteed by the Company and Consoltex (USA) Inc.'s subsidiaries.

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

(in thousands of U.S. dollars, unless otherwise noted)

EXCHANGE OFFER AND EXCHANGE OF NOTES FOR NEW NOTES

On January 10, 2002, the Company issued the Exchange Offer originally expiring on February 8, 2002, but extended to February 11, 2002. The Exchange Offer to all the Noteholders was for either(i)$935.00 principal amount of 11% Senior Subordinated Pay-in-Kind Notes due January 31, 2009, the New
Notes, for each $1,000.00 principal amount of their outstanding 11% Series B Senior Subordinated Notes due 2003, the Notes, and $55.00 principal amount of New Notes for all of the accrued but unpaid interest on the Notes through the date of the Exchange Offer, or (ii) $573.63 principal amount of New Notes and $46.38 in cash for each $1,000.00 principal amount of Notes and $33.74 principal amount of New Notes for all of the accrued but unpaid interest on the Notes through the date of the Exchange Offer. The New Notes bear interest at the rate of 11% per annum from and after the date of issuance, payable semi-annually (with the first payment to occur on April 1, 2002)in either additional New Notes or cash at the Company's option on or prior to April 1, 2005, and payable in cash thereafter and have restrictive covenants substantially similar to those of the Notes, prior to giving effect to the waivers and amendments. The April 1, 2002 interest payment was made through the issuance of $1,204 of additional New Notes. Concurrently with the Exchange Offer, the Company also solicited consents from Holders of Notes to certain waivers with respect to defaults under, and amendments to, the old Indenture governing the Notes.

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

10.5% CONVERTIBLE DEBENTURES

During the third quarter of 2002, the Company issued $68 of 10.5% Convertible Debentures to Les Gantiers Limited in payment of interest for a total of $194 for the nine months ended September 30, 2002.

SENIOR CREDIT FACILITY

On January 24, 2002, the Company renegotiated its senior credit facility with its bankers. The new facility consists of a $34,000 working capital loan and a $33,843 term loan, both of which mature on December 31, 2003. The term loan is repayable as follows : $300 on each of June 30 and September 30, 2002; $200 on December 31, 2002; $1,400 on June 30, 2003; $1,600 on September 30, 2003
and the balance of $30,043 at maturity on December 31, 2003. An additional term loan payment of $472 was made in the third quarter as a result of the sale of the Textile Operation's Sherbrooke plant located in Canada, therefore, decreasing the balance payable on December 31, 2003 to $29,571. This new facility is subject to certain financial covenants and restrictive conditions and is secured by certain of the Company's accounts receivable, inventory and fixed assets.

In November 2002, the Company amended its senior credit facility with its bankers which, among other items, amended certain covenants on a going-forward basis.

(in thousands of U.S. dollars, unless otherwise noted)

4.   INCOME TAXES

Income tax benefit for the quarter and nine months ended September 30,2001 and 2002 was primarily comprised of deferred taxes. A valuation allowance of approximately $1,400 and $4,000 was claimed against the losses for the quarter and nine months ended September 30, 2001, respectively.

5.   RELATED PARTY TRANSACTIONS AND OTHER EXPENSE (INCOME)



                                                   THREE          NINE
                                               MONTHS ENDED   MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                2002   2001   2002   2001
============================================================================
RELATED PARTY TRANSACTIONS
  AIP management fee and expenses              $  571	 $496  $1,394 $1,277

OTHER EXPENSE (INCOME)
  Loss on sale of land and building located
     in Canada                                  1,016     -   1,016      -
  Loss on sale of FIBC Division                 2,327     -   2,327      -
  Gain on sale of land and building located
    in Costa Rica                                   -  (724)      -   (724)
============================================================================
								3,343  (724)  3,343   (724)
============================================================================
							     $3,914 $(228) $4,737  $ 553
							     =============================



As at September 30, 2002, the payable to AIP for the management fee and expenses is $4,568 and is included in accounts payable and accrued liabilities.

The loss on sale of FIBC Division consists of the adjustment to the proceeds of sale of $1,830 and the sub-leasing costs of $497 related to the sale of the FIBC Division in December 2001.

6. FINANCIAL STATEMENTS OF CONSOLTEX INC., CONSOLTEX (USA) INC. AND THE GUARANTOR SUBSIDIARIES.

The New Notes are guaranteed, on an unsecured senior subordinated basis, by the Company and all the active subsidiaries of the Issuers, except for Rafytica, S.A. The issuers and all subsidiary guarantors are wholly -owned by the Company. The guarantees are full, and unconditional and joint and several obligations of the guarantors. The table below reflects financial information of the Guarantors and Issuers, Rafytica, S.A.(the non-guarantor)and the Company on a consolidated basis, for the reporting period. Consoltex Holdings, Inc., the parent company, has no independent assets or operations.

                                            GUARANTORS
			                             AND    RAFYTICA, CONSOLIDATED
AT SEPTEMBER 30, 2002                        ISSUERS    S.A.       TOTAL
============================================================================
ASSETS
  Current Assets                            $  60,900   $   856    $  61,756
  Fixed Assets                                 62,003       298       62,301
  Other long-term assets                       79,615         -       79,615
============================================================================
Total assets                                 $202,518    $1,154     $203,672
						         ===============================
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current liabilities                       $  75,413   $   112    $  75,525
  Long-term liabilities                       123,423         -      123,423
  Shareholder's equity                          3,682     1,042        4,724
============================================================================
Total liabilities and shareholder's equity   $202,518    $1,154     $203,672
						         ===============================
NINE MONTHS ENDED SEPTEMBER 30, 2002
============================================================================
Sales                                       $123,143     $1,496    $124,639
Earnings (loss) from operations              (10,598)       207     (10,391)
Earnings (loss) before income tax            (21,346)       250     (21,096)
Net earnings (loss)                           (7,506)       202      (7,304)

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

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the quarter and nine months ended September 30, 2002 and 2001.


RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

SALES

Consolidated sales for the quarter and nine months ended September 30, 2002 were $41.0 million and $124.6 million, respectively, a decrease of 26.4% and 40.0% compared to sales of $55.7 million and $207.6 million for the quarter and nine months ended September 30, 2001, respectively. The decrease was mainly due to the sale of the Flexible Intermediate Bulk Container ("FIBC") division, disposal of the U.S.-based converting division and closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $18.4 million and $76.5 million, or 33.0% and 36.8%, compared to the quarter and nine months ended September 30, 2001, respectively.

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


SALES (Cont'd)


TEXTILE OPERATIONS

Textile Operations sales decreased by 19.7% and 37.5%, from $26.0 million and $110.7 million for the quarter and nine months ended September 30, 2001, respectively, to $20.9 million and $69.2 million for the quarter and nine months ended September 30, 2002, respectively. This decrease in sales was primarily attributable to the disposal of the converting division in the United States and closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $6.5 million and $36.0 million compared to the quarter and nine months ended September 30, 2001, respectively. The decrease in sales for the nine months ended September 30, 2002 was also attributable to reduced sales in the fashion division which was partially offset by an increase in sales in the home furnishing division, resulting in a net decrease in sales of $5.5 million, after taking into consideration the reduction in sales attributable to the businesses no longer owned.

POLYPROPYLENE OPERATIONS

Polypropylene Operations sales decreased by 32.2% and 42.8% from $29.7 million and $96.9 million for the quarter and nine months ended September 30, 2001, respectively, to $20.1 million and $55.4 million for the quarter and nine months ended September 30, 2002, respectively. This decrease is mainly attributable to the sale of the FIBC division that occurred on December 19, 2001. The sales generated by the remaining operations for the quarter ended September 30, 2002 increased by $2.4 million compared to the same quarter of 2001 and decreased by $0.9 million for the nine months ended September 30, 2002 compared to the same period of 2001, taking into consideration the intercompany sales in 2001 to the FIBC division that was sold in the last quarter of 2001.

COST OF SALES

Consolidated cost of sales for the quarter and nine months ended September 30, 2002 of $35.2 million and $106.3 million, respectively, represent a decrease of 25.1% and 40.0% compared to cost of sales of $47.0 millon and $177.3 million for the quarter and nine months ended September 30, 2001, respectively. The decrease was mainly due to the sale of the FIBC division, the disposal of the U.S.-based converting division and the closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $14.9 million and $63.6 million compared to the quarter and nine months ended September 30, 2001, respectively. The decrease in cost of sales for the nine months ended September 30, 2002 was also due to reduced sales in the fashion division of the Textile Operations.

TEXTILE OPERATIONS

Cost of sales of the Textile Operations decreased by 17.1% and 39.1%, from $21.9 million and $95.4 million for the quarter and nine months ended September 30, 2001, respectively, to $17.1 million and $58.1 million for the quarter and nine months ended September 30, 2002, respectively. The decrease in cost of sales was mainly attributable to the disposal of the U.S.-based converting division and closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $6.3 million and $33.9 million compared to the quarter and nine months ended September 30, 2001, respectively. The decrease in cost of sales for the nine months ended September 30, 2002 was also attributable to the reduced sales in the fashion division resulting in a decrease in cost of sales of $6.7 million.

POLYPROPYLENE OPERATIONS

Cost of sales of the Polypropylene Operations decreased by 27.9% and 41.3%, from $25.1 million and $81.9 million for the quarter and nine months ended September 30, 2001, respectively, to $18.1 million and $48.2 million for the quarter and nine months ended September 30, 2002, respectively. This decrease was mainly attritutable to the sale of the FIBC division on December 19, 2001. The cost of sales incurred by the remaining businesses were higher for the quarter ended September 30, 2002 compared to the same quarter of 2001 but were lower for the nine months ended September 30, 2002 compared to the same period of 2001 due to inventory provisions taken in 2001.

SELLING AND ADMINISTRATIVE EXPENSES

Consolidated selling and administrative expenses for the quarter and nine months ended September 30, 2002 were $4.6 million and $14.3 million, respectively, compared to $9.1 million and $28.7 million for the quarter and nine months ended September 30, 2001, representing a decrease of 49.4% and 50.2%, respectively. The decrease was mainly due to the sale of the FIBC division, the disposal of the U.S-based converting division and the closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $4.2 million and $14.1 million compared to the quarter and nine months ended September 30, 2001, respectively.

Selling and administrative expenses decreased to 11.1% and 11.5% of sales for the quarter and nine months ended September 30, 2002 from 16.3% and 13.8% of sales for the quarter and nine months ended September 30, 2001. The decrease was mainly due to the sale of the FIBC division and disposal of the U.S.-based converting division which had higher selling and administrative costs as a percentage of sales than the remaining operations.

TEXTILE OPERATIONS

Selling and administrative expenses of the Textile Operations decreased by 49.1% and 52.6% from $5.3 million and $17.3 million for the quarter and nine months ended September 30, 2001, respectively, to $2.7 million and $8.2 million for the quarter and nine months ended September 30, 2002, respectively. The decrease was mainly attributable to the disposal of the converting division in the United States and closure of the cut and sew facility in Mexico, representing a decrease in the total amount of $2.5 million and $8.6 million for the quarter and nine months ended September 30, 2001, respectively.

POLYPROPYLENE OPERATIONS

Selling and administrative expenses of the Polypropylene Operations decreased by 53.1% and 52.5% from $3.2 million and $9.9 million for the quarter and nine months ended September 30, 2001, respectively, to $1.5 million and $4.7 million for the quarter and nine months ended September 30, 2002, respectively. The decrease was mainly attributable to the sale of the FIBC division.


ADJUSTED EBITDA

Adjusted EBITDA was $1.3 million and $4.1 million for the quarter and nine months ended September 30, 2002, respectively, compared to $(0.3) million and $1.6 million for the quarter and nine months ended September 30, 2001, respectively. The Company's gross profit margins decreased from 15.7% for the third quarter of 2001 to 14.3% for the third quarter of 2002 and increased from 14.6% for the nine months ended September 30, 2001 to 14.8% for the nine months ended September 30, 2002. The decrease in gross profit margins for the third quarter of 2002 compared to that of 2001 is primarily attributable to the sale of the FIBC division which had a gross profit margin of 22.5% in the quarter ended September 30, 2001.



TEXTILE OPERATIONS

Adjusted EBITDA in the Textile Operations increased from $(1.2) million and $(2.0) million for the quarter and nine months ended September 30, 2001, respectively, to $1.1 million and $2.8 million for the quarter and nine months ended September 30, 2002, respectively. The increase was mainly due to the disposal of the U.S.-based converting division and the closure of the Mexican cut and sew facility as well as to large negative variances as a result of higher than normal natural gas costs in 2001.

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


POLYPROPYLENE OPERATIONS

Adjusted EBITDA in the Polypropylene Operations decreased from $1.5 million and $5.1 million for the quarter and nine months ended September 30, 2001, respectively, to $0.6 million and $2.7 million for the quarter and nine months ended September 30, 2002, respectively. The decrease for the third quarter was mainly due to the sale of the FIBC division which had Adjusted EBITDA of $1.6 million and $5.3 million for the quarter and nine months ended September 30, 2001. Adjusted EBITDA generated by the remaining operations for the quarter and nine months ended September 30, 2002 was higher by $0.7 million and $2.9 million compared to the respective period of 2001.


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


FOREIGN EXCHANGE LOSS

For the third quarter of 2002, the Company incurred a $3.4 million foreign exchange loss resulting in a $1. million net foreign exchange loss for the nine months ended September 30, 2002, compared to a $4.0 million foreign exchange loss for the third quarter of 2001 and a $3.7 foreign exchange loss for the nine months ended September 30, 2001. Most of the foreign exchange loss for the quarter and nine months ended September 30, 2002 related to the fluctuations of the Canadian dollar on net monetary assets denominated in U.S. dollars. The U.S. to Canadian dollar exchange rate as at September 30, 2002 was 1.5777 Canadian dollar to 1 U.S. dollar versus 1.5187 Canadian dollar to 1 U.S. dollar at June 30, 2002 and 1.5928 Canadian dollar to 1 U.S. dollar at December 31, 2001.



DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased to $2.5 million and $7.9 million for the quarter and nine months ended September 30, 2002, respectively, from $5.1 million and $15.8 million for the quarter and nine months ended September 30, 2001, respectively. The decrease is due mainly to the adoption of FASB Statement No. 142 "Goodwill and Other Intangible Assets" whereby goodwill is no longer amortized. The Company adopted this Statement effective January 1, 2002. In the quarter and nine months ended September 30, 2001, the amount of goodwill amortization was $2.0 million and $6.0 million, respectively. The decrease is also due to the sale of the FIBC division in the last quarter of 2001.


FINANCING COSTS

Financing costs for the quarter and nine months ended September 30, 2002 decreased to $3.9 million and $10.7 million, respectively, from $6.4 million and $20.2 million for the quarter and nine months ended September 30, 2001, respectively. Financing costs consist of interest expense, factor expense, and amortization of deferred financing costs. Financing costs for the quarter and nine months ended September 30, 2002 decreased mainly due to the reduction of debt as a result of the Exchange Offer that occurred in the first quarter of 2002, the reduction of bank debt in the fourth quarter of 2001 due to the sale of the FIBC division and the capitalization of $47.7 million of Notes and Convertible Debentures in the first quarter of 2002 owned by AIP/CGI, Inc., our parent company. Of the total amount of interest expense, only $1.1 million and $3.4 million for the quarter and nine months ended September 30, 2002, respectively, ($2.8 million and $11.6 million for the quarter and nine months ended September 30, 2001, respectively) are cash costs as interest on the 10.5% Convertible Debentures and 11% Senior Subordinated Pay-in-Kind Notes is non-cash.

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


INCOME TAX

Income tax recovery increased from $1.2 million to $2.1 million for the quarter ended September 30, 2001 and 2002, respectively, and decreased from $5.1 million to $3.4 million for the nine months ended September 30, 2001 and 2002, respectively. The difference between the effective tax rate for each of the quarters and the composite statutory U.S. federal rate of 35% was primarily attributable to certain non-taxable income, non-deductible amortization of goodwill in 2001, non-deductible foreign exchange losses, alternative minimum taxes and certain losses incurred in 2001 for which a valuation allowance was taken.


LIQUIDITY AND CAPITAL RESOURCES

The Company's total outstanding debt at September 30, 2002 was $147.8 million compared to $191.8 million at December 31, 2001. The ratio of debt to total capital, comprised of debt plus shareholder's equity, including accumulated other comprehensive loss, was 97.0% at September 30, 2002 compared to 125.7% at December 31, 2001. The Company's debt to total capital ratio improved at September 30, 2002 due primarily to the reduction of debt as a result of the Exchange Offer and the capitalization of the Notes and 10.5% Convertible Debentures owned by AIP/CGI, Inc., the parent company.

The Company's operating lines of credit available from its senior credit facility, calculated as the lesser of $34.0 million ($34.0 million on June 30, 2002)and the amount calculated under the borrowing base definition, totalled $31.5 million on September 30, 2002 ($33.6 million on June 30, 2002) of which $2.4 million remained unused.

In November 2002, the Company amended its senior credit facility with its bankers which, among other items, amended certain covenants on a going-forward basis.

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


CAPITAL EXPENDITURES

The net additions to fixed assets amounted to $0.4 million and $1.4 million for the quarter and nine months ended September 30, 2002, respectively, compared to $0.8 million and $4.4 million for the quarter and nine months ended September 30, 2001, respectively. Net capital expenditures in the Polypropylene Operations amounted to $0.3 million for the quarter and $1.0 million for the nine months ended September 30, 2002 and were primarily for maintenance purposes. Net capital expenditures in the Textile Operations amounted to $0.1 million for the quarter and $0.4 million for the nine months ended September 30, 2002 and were also primarily for maintenance purposes.


FINANCING ACTIVITIES

At September 30, 2002, the outstanding balance on the senior bank term loan was $32.8 million. Term loan repayments for the quarter and nine months ended September 30, 2002 amounted to $0.8 million and $1.1 million, respectively, which included a $0.5 million additional payment during the third quarter as a result of the sale of land and building located in Canada.

The Company issued $0.1 million and $0.2 million in the quarter and nine months ended September 30, 2002, respectively, of 10.5% Convertible Debentures to Les Gantiers Limited. Also, on April 1, 2002, the Company issued $1.2 million of 11% Senior Subordinated Pay-in-Kind Notes in payment of interest. On October 1st, 2002, the Company issued $4.5 million of additional 11%
Senior Subordinated Pay-in-Kind Notes in payment of interest.

ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATES

Interest rate risk exposure relates primarily to the Company's debt portfolio which consists of working capital and term loans drawn under a bank credit facility and fixed rate senior subordinated notes. Borrowings under the bank credit facility are influenced by changes in short-term LIBOR interest rates.

The following table provides information as of September 30, 2002 about the Company's market rate risk sensitive instruments. For borrowings under the bank credit facility and long-term debt, the table presents principal cash flows and weighted-average interest rates by fiscal year of maturity.


As at September 30, 2002 :




                                           EXPECTED MATURITY DATE
==========================================================================
                                                              Fair value
									 	      at
                                                              September 30,
  ($ MILLIONS)              2002  2003  2004  2005  2009 Total    2002

Liabilities
 Variable rate
----------------------------------------------------------------------
   Working capital loans      -  30.9    -    -     -     30.9    30.9
   Average interest rate      -   6.5%   -    -     -        -       -

   Term loans               0.2  32.6    -    -     -     32.8    32.8
   Average interest rate    6.0%  6.0%   -    -     -        -       -


 Fixed rate
----------------------------------------------------------------------
 Series B 11% Senior
 Subordinated Notes          -   0.1    -    -     -     0.1      0.1
 Average interest rate       - 11.0%    -    -     -       -        -

 11% Senior Subordinated
 Pay-in-Kind Notes           -     -    -    -  81.6    81.6     81.6
 Average interest rate       -     -    -    -  11.0%      -        -

 10.5% Convertible
 Debentures                  -     -    -    -   2.6     2.6     2.6
 Average interest rate       -     -    -    -  10.5%      -       -


FOREIGN CURRENCY

The Company has international operations in Canada, Mexico and Costa Rica. Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposure. The net assets of the Company's foreign operations which are consolidated approximate 55.5% of total assets (Canada 50.9%; Mexico 4.0%; Costa Rica 0.6%) and 47.0% of total liabilities (Canada 44.0%; Mexico 2.9%; Costa Rica 0.1%) at September 30, 2002. The operations have the potential to impact the Company's financial position due to fluctuations in these local currencies arising from the process of remeasuring the local functional currency into the U.S. dollar. A 10% change in the respective currencies against the U.S. dollar could have changed shareholder's equity by approximately $1.9 million at September 30, 2002.

ITEM 4 :  CONTROLS AND PROCEDURES


(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the disclosure controls and procedures of the Company within 90 days of the date of filing this quarterly report and have concluded that the Company's disclosure controls and procedures (pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective.

(B)  CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

	  NONE

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSOLTEX HOLDINGS, INC.



Date: November 19, 2002       By: /s/ Paul J. Bamatter
                              Name: Paul J. Bamatter
                              Title: Chief Financial Officer

				CERTIFICATIONS


In connection with the Quarterly Report on Form 10-Q of Consoltex Holdings, Inc.(the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore C. Rogers, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d)
      of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material
	respects, the financial condition and result of operations of the Company.



/s/ Theodore C. Rogers
Theodore C. Rogers
Chief Executive Officer
November 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.



In connection with the Quarterly Report on Form 10-Q of Consoltex Holdings, Inc.(the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Bamatter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d)
      of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material
	respects, the financial condition and result of operations of the Company.



/s/ Paul J. Bamatter
Paul J. Bamatter
Chief Financial Officer
November 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

I, Theodore C. Rogers, Chief Executive Officer of Consoltex Holdings, Inc. certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consoltex Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presentin all material respects the financial condition, results of operations and cash flows of the registrant a of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date
	 of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on
	 our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's
	 ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Theodore C. Rogers
Theodore C. Rogers


Dated: November 19, 2002

I, Paul J. Bamatter, Chief Financial Officer of Consoltex Holdings, Inc. certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consoltex Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's
	ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Paul J. Bamatter
Paul J. Bamatter


Dated: November 19, 2002






21